Form 10KSB
period 1999-12-31
COPSIL CORP
filed 2000-03-29
CIK 1098377

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-KSB

             [X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

        [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended: December 31, 1999

                      Commission file number 000-27955

                             COPSIL CORPORATION
           (Exact name of registrant as specified in its charter)

Nevada                                                 88-0434501
(State or other jurisdiction of                        (I.R.S. Employer
incorporation  or  organization)                       Identification No.)

1608 St. Gregory Street
Las Vegas, NV                                          89117
(Address of principal executive offices)               (zip code)

                Issuer's Telephone Number:    (702) 866-5834

       Securities registered under Section 12(b) of the Exchange Act:
                                    None

       Securities registered under Section 12(g) of the Exchange Act:
                        Common Stock, $.001 par value
                              (Title if Class)

     Indicate by check mark whether the registrant (a) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes               No     X

     Indicate  by  check mark if disclosure of delinquent filers pursuant  to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K.  [     ]

     The  number of shares of Common Stock, $0.001 par value, outstanding  on
December   31,  1999,  was  10,000,000  shares,  held  by  approximately   23
stockholders.

PART I

ITEM 1.   DESCRIPTION OF BUSINESS

     Copsil Corporation was incorporated in the state of Nevada on April 19, 1994. Copsil Corporation perfected a method of replacing chlorine by electronically liberating copper and silver to provide a safe and environmentally friendly way of controlling algae growth and eliminating bacteria. However, this venture was found to be cost prohibitive and Copsil Corporation ceased such activities. Copsil Corporation did not engage in any further commercial operations. Copsil does not have active business operations.

     We registered our common stock on a Form 10-SB registration statement filed pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 12(g) thereof. We intend to file with the Securities and Exchange Commission periodic and episodic reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-QSB and annual reports on Form 10-
KSB.   As  a  reporting  company  under the Exchange  Act,  we  may  register additional securities on Form S-8 (provided that we are in compliance with the reporting requirements of the Exchange Act) and on Form S-3 (provided that we have during the prior 12 month period timely filed all reports required under the Exchange Act), and our class of common stock registered under the Exchange Act may be traded in the United States securities markets provided that we are then in compliance with applicable laws, rules and regulations, including compliance with our reporting requirements under the Exchange Act.

     We will attempt to locate and negotiate with a business entity for the merger of that target business into the Company. In certain instances, a target business may wish to become a subsidiary of the Company or may wish to contribute assets to the Company rather than merge. No assurances can be given that we will be successful in locating or negotiating with any target business.

     Management believes that there are perceived benefits to being a reporting company with a class of publicly-traded securities. These are commonly thought to include (1) the ability to use registered securities to make acquisition of assets or businesses; (2) increased visibility in the financial community; (3) the facilitation of borrowing from financial institutions; (4) improved trading efficiency; (5) stockholder liquidity;
(6) greater ease in subsequently raising capital; (7) compensation of key employees through options stock; (8) enhanced corporate image; and (9) a presence in the United States capital market.

     A business entity, if any, which may be interested in a business combination with us may include (1) a company for which a primary purpose of becoming public is the use of its securities for the acquisition of assets or businesses; (2) a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it; (3) a company which wishes to become public with less dilution of its common stock than would occur normally upon an underwriting;
(4) a company which believes that it will be able to obtain investment capital on more favorable terms after it has become public; (5) a foreign company which may wish an initial entry into the United States securities market; (6) a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified Employee Stock Option Plan; or (7) a company seeking one or more of the other perceived benefits of becoming a public company.

     Management is actively engaged in seeking a qualified company as a candidate for a business combination. We are authorized to enter into a definitive agreement with a wide variety of businesses without limitation as to their industry or revenues. It is not possible at this time to predict with which company, if any, we will enter into a definitive agreement or what will be the industry, operating history, revenues, future prospects or other characteristics of that company.

     We may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

     Our management, which in all likelihood will not be experienced in matters relating to the business of a target business, will rely upon its own efforts in accomplishing our business purposes. Outside consultants or advisors may be utilized by us to assist in the search for qualified target companies. If we do retain such an outside consultant or advisor, any cash fee earned by such person will need to be assumed by the target business, as we have limited cash assets with which to pay such obligation.

     The analysis of new business opportunities will be undertaken by, or under the supervision of, our officer and director, who is not a professional business analyst. In analyzing prospective business opportunities, management may consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact our proposed activities; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors.

     Management does not have the capacity to conduct as extensive an investigation of a target business as might be undertaken by a venture capital fund or similar institution. As a result, management may elect to merge with a target business which has one or more undiscovered shortcomings and may, if given the choice to select among target businesses, fail to enter into an agreement with the most investment-worthy target business.

     Following a business combination we may benefit from the services of others in regard to accounting, legal services, underwritings and corporate public relations. If requested by a target business, management may recommend one or more underwriters, financial advisors, accountants, public relations firms or other consultants to provide such services.

     A potential target business may have an agreement with a consultant or advisor providing that services of the consultant or advisor be continued after any business combination. Additionally, a target business may be presented to us only on the condition that the services of a consultant or advisor be continued after a merger or acquisition. Such preexisting agreements of target businesses for the continuation of the services of attorneys, accountants, advisors or consultants could be a factor in the selection of a target business.

     In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. On the consummation of a transaction, it is likely that our present management and stockholders will no longer be in our control. In addition, it is likely that the our officer and director will, as part of the terms of the acquisition transaction, resign and be replaced by one or more new officers and directors.

     It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, we may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after we have entered into an agreement for a business combination or have consummated a business combination and we are no longer considered a blank check company. The issuance of additional securities and their potential sale into any trading market which may develop in our securities may depress the market value of our securities in the future if such a market develops, of which there is no assurance.

     While the terms of a business transaction to which we may be a party cannot be predicted, it is expected that the parties to the business transaction will desire to avoid the creation of a taxable event and thereby structure the acquisition in a tax-free reorganization under Sections 351 or 368 of the Internal Revenue Code of 1986, as amended.

     With respect to any merger or acquisition negotiations with a target business, management expects to focus on the percentage of the Company which target business stockholders would acquire in exchange for their shareholdings in the target business. Depending upon, among other things, the target business's assets and liabilities, our stockholders will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. Any merger or acquisition effected by us can be expected to have a significant dilutive effect on the percentage of shares held by our stockholders at such time.

     No assurances can be given that we will be able to enter into a business combination, as to the terms of a business combination, or as to the nature of the target business.

     As of the date hereof, management has not made any final decision concerning or entered into any written agreements for a business combination. When any such agreement is reached or other material fact occurs, we will file notice of such agreement or fact with the Securities and Exchange Commission on Form 8-K. Persons reading this Form 10-KSB are advised to determine if we have subsequently filed a Form 8-K.

     We anticipate that the selection of a business opportunity in which to participate will be complex and without certainty of success. Management believes (but has not conducted any research to confirm) that there are numerous firms seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, increasing the opportunity to use securities for acquisitions, and providing liquidity for stockholders and other factors. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

     Computer Systems Redesigned For Year 2000. Many existing computer programs use only two digits to identify a year in such program's date field. These programs were designed and developed without consideration of the impact of the change in the century for which four digits will be required to accurately report the date. If not corrected, many computer applications could fail or create erroneous results following the year 2000 ("Year 2000 Problem"). Many of the computer programs containing such date language problems have not been corrected by the companies or governments operating such programs. It is impossible to predict what computer programs will be effected, the impact any such computer disruption will have on other industries or commerce or the severity or duration of a computer disruption.

     We do not have operations and do not maintain computer systems. Before we enter into any business combination, we may inquire as to the status of any target business's Year 2000 Problem, the steps such target business has taken or intends to take to correct any such problem and the probable impact on such target business of any computer disruption. However, there can be no assurance that we will not merge with a target business that has an uncorrected Year 2000 Problem or that any planned Year 2000 Problem corrections will be sufficient. The extent of the Year 2000 Problem of a target business may be impossible to ascertain and any impact on us will likely be impossible to predict.

ITEM 2.   DESCRIPTION OF PROPERTY

     We have no properties and at this time have no agreements to acquire any properties. We currently use the offices of management at no cost to us. Management has agreed to continue this arrangement until we complete an acquisition or merger.

ITEM 3.   LEGAL PROCEEDINGS

     There is no litigation pending or threatened by or against us

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is currently no public market for our securities. We do not intend to trade our securities in the secondary market until completion of a business combination or acquisition. It is anticipated that following such occurrence we will cause our common stock to be listed or admitted to quotation on the NASD OTC Bulletin Board or, if we then meet the financial and other requirements thereof, on the Nasdaq SmallCap Market, National Market System or regional or national exchange.

     The proposed business activities described herein classify us as a "blank check" company. The Securities and Exchange Commission and many states have enacted statutes, rules and regulations limiting the sale of securities of blank check companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities until such time as we have successfully implemented our business plan described herein. Accordingly, our stockholder has agreed that she will not sell or otherwise transfer her shares of our common stock except in connection with or following completion of a merger or acquisition and we have no longer classified as a blank check company. The stockholder has deposited such stockholder's respective stock certificate with our management, who will not release the respective certificates except in connection with or following the completion of a merger or acquisition.

     There are currently 23 stockholders of our outstanding common stock.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     We are currently seeking to engage in a merger with or acquisition of an unidentified foreign or domestic company which desires to become a reporting ("public") company whose securities are qualified for trading in the United States secondary market. We meet the definition of a "blank check" company contained in Section (7)(b)(3) of the Securities Act of 1933, as amended. We have been in the developmental stage since inception and have no operations to date. Other than issuing shares to our original stockholders, we have not commenced any operational activities.

     We will not acquire or merge with any entity which cannot provide audited financial statements at or within a reasonable period of time after closing of the proposed transaction. We are subject to all the reporting requirements included in the Exchange Act. Included in these requirements is our duty to file audited financial statements as part of our Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as our audited financial statements included in our annual report on Form 10-K (or 10-KSB, as applicable). If such audited financial statements are not available at closing, or within time parameters necessary to insure our compliance with the requirements of the Exchange Act, or if the audited financial statements provided do not conform to the representations made by the target business, the closing documents may provide that the proposed transaction will be voidable at the discretion of our present management.

     We will not restrict our search for any specific kind of businesses, but may acquire a business which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its business life. It is impossible to predict at this time the status of any business in which we may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which we may offer.

     A business combination with a target business will normally involve the transfer to the target business of the majority of our common stock, and the substitution by the target business of its own management and board of directors.

     We have, and will continue to have, no capital with which to provide the owners of business opportunities with any cash or other assets. However, management believes we will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. Our officer and director has not conducted market research and is not aware of statistical data to support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

     Our Officer and Director has agreed that they will advance any additional funds which we need for operating capital and for costs in connection with searching for or completing an acquisition or merger. Such advances will be made without expectation of repayment unless the owners of the business which we acquire or merge with agree to repay all or a portion of such advances. There is no minimum or maximum amount the Officer and Director will advance to us. We will not borrow any funds for the purpose of repaying advances made by such Officer and Director, and we will not borrow any funds to make any payments to our promoters, management or their affiliates or associates.

     The Board of Directors has passed a resolution which contains a policy that we will not seek an acquisition or merger with any entity in which our officer, director, stockholder or his affiliates or associates serve as officer or director or hold more than a 10% ownership interest.

ITEM 7.   FINANCIAL STATEMENTS

     See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-7 of this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in or disagreements with accountants on accounting and financial disclosure for the period covered by this report.

PART III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Subsequent Event

     On March 10, 2000 Paul Shaw resigned as President, Secretary, Treasurer, Sole Director of the Company and appointed Debra Nicholsen as sole Director. Debra Nicholsen subsequently was elected President, Secretary and Treasurer.

     Our Director and Officer are as follows:

Name                   Age  Positions and Offices Held
Debra M. Nicholsen     30   President, Secretary, Treasurer, Sole Director

     There are no agreements or understandings for the officer or director to resign at the request of another person and the above-named officer and director is not acting on behalf of nor will act at the direction of any other person.

     Set forth below is the name of the director and officer of the Company, all positions and offices with the Company held, the period during which she has served as such, and the business experience during at least the last five years:

     Debra M. Nicholsen acts as our President, Secretary, Treasurer and Director. Ms. Nicholsen has served as an officer and director of the Company since July 14, 1997. Ms. Nicholsen was born September 9, 1969 in Hollywood, California. Ms. Nicholsen has attended Southwest Missouri State University. She is Chairperson of Friends of Foundation Maria de Honduras, a non-profit organization that helped provide relief and aid to the victims of Hurricane Mitch in Honduras. Ms. Nicholsen has resided in Las Vegas for the past eight years.

CURRENT BLANK CHECK COMPANIES

     Ms. Nicholsen is not part of any other Blank Check Company.

CONFLICTS OF INTEREST

     Our officer and director expects to organize other companies of a similar nature and with a similar purpose as us. Consequently, there are potential inherent conflicts of interest in acting as our officer and director. Insofar as the officer and director is engaged in other business activities, management anticipates that she will devote only a minor amount of time to our affairs. We do not have a right of first refusal pertaining to opportunities that come to management's attention insofar as such opportunities may relate to our proposed business operations.

    A conflict may arise in the event that another blank check company with which management is affiliated is formed and actively seeks a target company. It is anticipated that target companies will be located for us and other blank check companies in chronological order of the date of formation of such blank check companies or, in the case of blank check companies formed on the same date, alphabetically. However, any blank check companies with which management is, or may be, affiliated may differ from us in certain items such as place of incorporation, number of shares and stockholders, working capital, types of authorized securities, or other items. It may be that a target company may be more suitable for or may prefer a certain blank check company formed after us. In such case, a business combination might be negotiated on behalf of the more suitable or preferred blank check company regardless of date of formation.

    The  terms  of  business  combination  may  include  such  terms  as  Ms.
Nicholsen remaining a director or officer of the Company and/or the continuing securities work of the Company being handled by the consulting firm of which Ms. Nicholsen is a director. The terms of a business combination may provide for a payment by cash or otherwise to Ms. Nicholsen for the purchase or retirement of all or part of his common stock of the Company by a target company or for services rendered incident to or following a business combination. Ms. Nicholsen would directly benefit from such employment or payment. Such benefits may influence Ms. Nicholsen's choice of a target company.

    We may agree to pay finder's fees, as appropriate and allowed, to unaffiliated persons who may bring a target company to us where that reference results in a business combination. No finder's fee of any kind will be paid by us to management or our promoters or to their associates or affiliates. No loans of any type have, or will be, made by us to management or our promoters of or to any of their associates or affiliates.

    We will not enter into a business combination, or acquire any assets of any kind for our securities, in which our management or any affiliates or associates have a greater than 10% interest, direct or indirect.

    There are no binding guidelines or procedures for resolving potential conflicts of interest. Failure by management to resolve conflicts of interest in favor of us could result in liability of management to us. However, any attempt by stockholders to enforce a liability of management to us would most likely be prohibitively expensive and time consuming.

ITEM 10.  EXECUTIVE COMPENSATION

     Our officer and director does not receive any compensation for her services rendered, has not received such compensation in the past, and is not accruing any compensation pursuant to any agreement with us. However, our officer and director anticipates receiving benefits as a beneficial stockholder and, possibly, in other ways.

     No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our employees.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of December 31, 1999, each person known by us to be the beneficial owner of five percent or more of our Common Stock and our director and officer. Except as noted, the holder thereof has sole voting and investment power with respect to the shares shown.

Name and Address                  Amount of Beneficial      Percent of
Of Beneficial Owner                    Ownership        Outstanding Stock
Abaco Traders Limited                   979,000               9.79%
29 Retirement Road
PO Box N7777
Nassau, Bahamas

Millennium Financial Corp.              800,000               8.00%
2243 Chatsworth Ct.
Henderson, NV 89014

Protocol Services, A.V.V.               900,000               9.00%
1128 Gate Dancer
Henderson, NV 89015

Rothschild Capital Corp                 885,000               8.85%
1850 E Flamingo Rd #111
Las Vegas, NV 89119

Sperry Young & Stoecklein               980,000               9.80%
1850 E Flamingo Rd #111
Las Vegas, NV 89119

Norman Barrett                          920,000               9.20%
3035 S. Monte Cristo Way
Las Vegas, NV 89117

Debra Nicholsen*                        900,000               9.00%
1128 Gate Dancer
Henderson, NV 89015

Patricia Spreitzer                      780,000               7.80%
3195 Surf Spray
Las Vegas, NV 89117

*All Executive Officers and
Directors as a Group
(1 Person)                              900,000

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The following information summarizes certain transactions either we engaged in during the past two years or we propose to engage in involving our executive officers, directors, 5% stockholders or immediate family members of such persons.

Increased Capitalization and Forward Split

     On October 3, 1999 the stockholders voted to increase the total amount of common stock authorized from twenty thousand (20,000) shares to twenty million shares (20,000,000). Subsequently, each share of common stock, issued and outstanding, was combined, reconstituted, and converted into 100 shares of common stock, at $.001 par value, by a forward one to 100 (1-100) stock split.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits
     3.1* Certificate  of Incorporation filed as an exhibit to the  Company's registration statement on Form 10-SB filed on November 4, 1999, and incorporated herein by reference.
     3.2* By-Laws filed as an exhibit to the Company's registration statement on Form 10-SB filed on November 4, 1999, and incorporated herein by reference.
     27   Financial Data Schedule
     _____
     *    Previously filed

     (b) There were no reports on Form 8-K filed by the Company during the quarter ended December 31, 1999.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COPSIL CORPORATION

                                   By: /s/ Debra Nicholsen
                                         Debra Nicholsen, President

                                   Dated:    March 28, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                     OFFICE              DATE

/s/ Debra Nicholsen
Debra Nicholsen          Director            March 28, 2000

                              TABLE OF CONTENTS


                                                                         PAGE

INDEPENDENT AUDITORS' REPORT                                             F-1

ASSETS                                                                   F-2

LIABILITIES AND STOCKHOLDERS' EQUITY                                     F-3

STATEMENT OF OPERATIONS                                                  F-4

STATEMENT OF STOCKHOLDERS' EQUITY                                        F-5

STATEMENT OF CASH FLOWS                                                  F-6

NOTES TO FINANCIAL STATEMENTS                                          F-7/8

                           BARRY L. FRIEDMAN, PC.
                         Certified Public Accountant

1582 TULITA DRIVE                                      OFFICE (702) 361-8414
LAS VEGAS, NEVADA 89123                                FAX NO. (702) 896-0278

INDEPENDENT AUDITORS' REPORT

Board Of Directors                                     January 10, 2000
CopSil Corporation
Las Vegas, Nevada

     I have audited the accompanying Balance Sheets of CopSil Corporation, (A Development Stage Company), as of December 31, 1999, December 31, 1998, and December 31, 1997, and the related statements of operations, stockholders, equity and cash flows for period January 1, 1999, to December 31, 1999, and the two years ended December 31, 1998, and December 31, 1997. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

     I conducted my audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

     In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CopSil Corporation, (A Development Stage Company), as of December 31, 1999, December 31, 1998, and December 31, 1997, and the results of its operations and cash flows for the period January 1, 1999, to December 31, 1999, and for the two years ended December 31, 1998, and December 31, 1997, in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note #3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Barry Friedman

Barry L. Friedman
Certified Public Accountant

                             COPSIL CORPORATION
                        (A Development Stage Company)


                                BALANCE SHEET


                                   ASSETS

                                    December       December     December
                                    31, 1999       31, 1998     31, 1997

                                 -------------    ---------     ---------
CURRENT ASSETS
  Cash                            $        9,174   $        0    $        0
                                   -------------    ---------     ---------
     TOTAL CURRENT ASSETS         $        9,174   $        0    $        0
                                   -------------    ---------     ---------
OTHER ASSETS                      $            0   $        0    $        0
                                   -------------    ---------     ---------
     TOTAL OTHER ASSETS           $            0   $        0    $        0
                                   -------------    ---------     ---------
     TOTAL ASSETS                 $        9,174   $        0    $        0
                                     ===========    =========     =========

  The accompanying notes are an integral part of these financial statements

                             COPSIL CORPORATION
                        (A Development Stage Company)


                                BALANCE SHEET


                    LIABILITIES AND STOCKHOLDERS' EQUITY

                                     December       December      December
                                     31, 1999       31, 1998      31, 1997

                                   -----------    ------------   -----------
CURRENT LIABILITIES
     Officers Advances (Note #6)    $    10,000   $           0  $         0
                                    -----------   -------------  -----------
  TOTAL CURRENT LIABILITIES         $         0   $           0  $         0
                                    -----------   -------------  -----------
STOCKHOLDERS' EQUITY (Note #1)

     Preferred stock, $.001 par
value
     authorized 5,000,000 shares
     issued and outstanding at
     December 31, 1999-NONE         $         0

     Common stock, $1.00 value
     Authorized 20,000 shares
     Issued and outstanding at
December 31, 1997- 10,000 shares                                 $    10,000
December 31, 1998- 10,000 shares                  $      10,000

     Common stock, par value $.001
     Authorized 20,000,000 shares
     issued and outstanding at
December 31, 1999-10,000,000        $    10,000
shares

     Additional paid in Capital 0             0               0            0

     Deficit accumulated during
     the development stage             (10,826)        (10,000)     (10,000)
                                    -----------   -------------  -----------
  TOTAL STOCKHOLDERS' EQUITY        $     (826)   $           0  $         0
                                    -----------   -------------  -----------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                $     9,174   $           0  $         0
                                      =========     ===========    =========

  The accompanying notes are an integral part of these financial statements

                             COPSIL CORPORATION
                        (A Development Stage Company)

                           STATEMENT OF OPERATIONS

                           Jan. 1,       Year        Year     Apr. 19, 1994
                          1999, to      Ended       Ended      (inception)
                          Dec. 31,     Dec. 31,    Dec. 31,    to Dec. 31,
                            1999         1998        1997          1999
                         ----------- -----------  ----------  -------------
INCOME
     Revenue             $         0  $         0 $        0   $           0
                         -----------  ----------- ----------   -------------
EXPENSES
     General and
     Administrative      $        26  $         0 $        0   $      10,026
     Accounting                  800            0          0             800
                         -----------  ----------- ----------   -------------
   Total Expenses        $       826  $         0 $        0   $      10,826
                         -----------  ----------- ----------   -------------
Net Loss                 $     (826)  $         0 $        0    $   (10,826)

Net Profit
or Loss(-)
Per weighted
Share (Note #1)          $       NIL  $     .0000 $    .0000    $    (.0001)
                           =========    =========   ========     ===========
Weighted average
Number of common
shares outstanding        10,000,000   10,000,000 10,000,000      10,000,000
                           =========    =========   ========     ===========

  The accompanying notes are an integral part of these financial statements

                             COPSIL CORPORATION
                        (A Development Stage Company)

                      STATEMENT OF STOCKHOLDERS' EQUITY

                                                   Additional      Accumu-
                               Common Stock          paid-in        Lated
                            Shares      Amount       capital       Deficit
                        -----------  ----------- ------------  -------------
Balance,
December 31, 1996            10,000  $    10,000 $          0  $    (10,000)

Net loss year ended
December 31, 1997                 0            0            0              0
                        -----------  ----------- ------------  -------------
                                ---
Balance,
December 31, 1997            10,000  $    10,000 $          0  $           0

Net loss year ended
December 31, 1998                 0            0            0              0
                        -----------  ----------- ------------  -------------
Balance,
December 31, 1998            10,000  $    10,000 $          0  $    (10,000)

October 4, 1999
Changed from $1.00
par value to $.001
par value                         0      (9,990)      (9,990)              0

October 4, 1999
forward stock split
1,000:1                   9,990,000        9,990      (9,990)              0

Net loss, January
1,1999, to
December 31, 1999                 0            0            0          (826)
                        -----------  ----------- ------------  -------------
Balance,
December 31, 1999        10,000,000       10,000 $          0  $    (10,826)
                        ===========   ==========   ==========    ===========

  The accompanying notes are an integral part of these financial statements

                             COPSIL CORPORATION
                        (A Development Stage Company)

                           STATEMENT OF CASH FLOWS

                                                               Apr. 14, 1992
                          Jan. 1,        Year         Year
                         1999, to       Ended        Ended      (inception)
                         Dec. 31,      Dec. 31,     Dec. 31,    To Dec. 31,
                           1999          1998         1997          1999
                       ------------  ------------ ------------  ------------
Cash Flows from
Operating Activities:
  Net Loss              $      (826) $          0  $          0  $   (10,826)
  Adjustment to
  reconcile net loss
  to net cash
  provided by
operating
  activities
  Stock issued
     for services                  0           0             0        10,000
  Changes in assets
and
  Liabilities
     Increase in
current
     Officers Advances        10,000           0             0        10,000
                        ------------ ------------  ------------  ------------
Net cash used in
operating activities    $      9,174 $          0  $          0  $      9,174

Cash Flows from
investing activities               0           0             0             0

Cash Flows from
Financing Activities:
  Additional
     Contributed                   0           0             0             0
Capital
  Issuance of common
     Stock For Cash                0           0             0             0
                        ------------ ------------  ------------  ------------
Net increase(decrease)
in cash                 $      9,174 $          0   $         0  $      9,174

Cash, beginning of
Period                             0           0             0             0
                        ------------ ------------  ------------  ------------
Cash, end of period     $      9,174 $          0  $          0   $     9,174
                           =========   =========     =========     =========

  The accompanying notes are an integral part of these financial statements

                             COPSIL CORPORATION
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS
         December 31, 1999, December 31, 1998, and December 31,1997

NOTE 1 - HISTORY AND ORGANIZATION OF THE COMPANY

     The Company was organized April 19, 1994, under the laws of the State of Nevada, as COPSIL CORPORATION. The Company has no operations and in accordance with SFAS #7, is considered a development stage company.

     On April 20, 1994, the company issued 10,000 shares of its $1.00 par value common stock for services of $ 10,000.

     On October 4, 1999, the State of Nevada approved the Company's restated Articles of Incorporation, which increased its capitalization from 20,000 common shares of $1.00 par value to 20,000,000 common shares and 5,000,000 preferred stock both with a par value of $0.001 each.

     Effective October 4, 1999, the Company had a forward stock split of 1,000 to 1, thus increasing the number of common shares outstanding from 10,000 common shares to 10,000,000 common shares.

NOTE 2 - ACCOUNTING POLICIES AND PROCEDURES

     Accounting policies and procedures have not been determined except as follows:

     1.   The Company uses the accrual method of accounting.

     2. The Statement of Position 98-5 ("SOP 98-5"),"Reporting on the Costs of Start-Up Activities" which provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed-as incurred. With the adoption of SOP 98-5 there has been little or no effect on the Company's financial statements.

     3. Earnings per share is computed using the weighted average number of shares of common stock outstanding.

     4. The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid since inception.

                             COPSIL CORPORATION
                        (A Development Stage Company)

                   NOTES TO FINANCIAL STATEMENTS CONTINUED
         December 31, 1999, December 31, 1998, and December 31, 1997

NOTE 3 - GOING CONCERN

     The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has no current source of revenue. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. It is management's plan to seek additional capital through a merger with an existing operating company.

NOTE 4 - RELATED PARTY TRANSACTION

     The Company neither owns or leases any real property. Office services are provided without charge by a director. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 5 - WARRANTS AND OPTIONS

     There are no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 6 - OFFICERS ADVANCES

     While the Company is seeking additional capital through a merger with an existing operating company, an officer of the Company has advanced funds on behalf of the Company to pay for any costs incurred by it. These funds are interest free.