Form 10QSB
period 2000-03-31
COPSIL CORP
filed 2000-04-13
CIK 1098377

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB

          [X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

          [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR
                15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended:  March 31, 2000

                      Commission file number 000-27955

                             COPSIL CORPORATION
           (Exact name of registrant as specified in its charter)

Nevada                                                 88-0434501
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                Identification No.)

1608 St. Gregory Street
Las Vegas, Nevada                                           89117
(Address of principal executive offices                (zip code)

                               (702) 866-5834
            (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X       No

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class                                   Outstanding at
                                                  March 31, 2000

Common Stock, par value $0.001                     10,000,000


                        ITEM 1.  FINANCIAL STATEMENTS

                             COPSIL CORPORATION
                        (A Development Stage Company)

                                BALANCE SHEET
                               March 31, 2000
                                 (Unaudited)

                                   ASSETS
                                                 March           March
                                                31, 2000        31, 1999

                                              -------------     ---------
CURRENT ASSETS
  Cash                                          $        206     $        0
                                               -------------      ---------
     TOTAL CURRENT ASSETS                       $        206     $        0
                                               -------------      ---------
OTHER ASSETS                                  $            0     $        0
                                               -------------      ---------
     TOTAL OTHER ASSETS                       $            0     $        0
                                               -------------      ---------
     TOTAL ASSETS                               $        206     $        0
                                                 ===========      =========

  The accompanying notes are an integral part of these financial statements

                             COPSIL CORPORATION
                        (A Development Stage Company)

                                BALANCE SHEET
                               March 31, 2000
                                 (Unaudited)

                    LIABILITIES AND STOCKHOLDERS' EQUITY

                                                  March          March
                                                31, 2000       31, 1999
                                              ------------     ---------
CURRENT LIABILITIES
     Shareholder Advances (Note #6)                  $1,032   $           0
                                                -----------   -------------
  TOTAL CURRENT LIABILITIES                     $         0   $           0
                                                -----------   -------------
STOCKHOLDERS' EQUITY (Note #1)

     Preferred stock, $.001 par value
     authorized 5,000,000 shares
     issued and outstanding at
     March 31, 2000-NONE                        $         0

     Common stock, par value $.001
     Authorized 20,000,000 shares
     issued and outstanding at
     March 31, 2000-10,000,000 shares           $    10,000

     Additional paid in Capital                           0               0

     Deficit accumulated during
     the development stage                         (10,826)        (10,000)
                                                -----------   -------------
  TOTAL STOCKHOLDERS' EQUITY                    $     (826)   $           0
                                                -----------   -------------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                               $    206   $           0
                                                  =========     ===========

  The accompanying notes are an integral part of these financial statements

                             COPSIL CORPORATION
                        (A Development Stage Company)

                           STATEMENT OF OPERATIONS
                               March 31, 2000
                                 (Unaudited)


                                                   March         March
                                                 31, 2000       31, 1999
                                                -----------   -----------
INCOME
     Revenue                                     $         0    $         0
                                                 -----------    -----------
EXPENSES
     General and
     Administrative                              $        26    $         0
     Accounting                                          800              0
                                                 -----------    -----------
   Total Expenses                                $       826    $         0
                                                 -----------    -----------
Net Loss                                         $     (826)    $         0

Net Profit
or Loss(-)
Per weighted
Share (Note #1)                                  $       NIL    $     .0000
                                                   =========      =========
Weighted average
Number of common
shares outstanding                                10,000,000     10,000,000
                                                   =========      =========

  The accompanying notes are an integral part of these financial statements

                             COPSIL CORPORATION
                        (A Development Stage Company)

                      STATEMENT OF STOCKHOLDERS' EQUITY
                               March 31, 2000
                                 (Unaudited)

                                                 Additional      Accumu-
                           Common Stock           paid-in         Lated
                         Shares        Amount     capital        Deficit
                    --------------  ---------  ------------  -------------
Balance,
December 31, 1999        10,000,000    10,000  $          0  $    (10,826)

Net loss three
months ended
March 31, 2000                    0         0             0              0
                     -------------- ---------  ------------  -------------
Balance,
March 31, 2000           10,000,000    10,000  $          0  $    (10,826)

  The accompanying notes are an integral part of these financial statements

                             COPSIL CORPORATION
                        (A Development Stage Company)

                           STATEMENT OF CASH FLOWS
                               March 31, 2000
                                 (Unaudited)

                                                   March         March
                                                 31, 2000       31, 1999
                                               ------------   ------------
Cash Flows from
Operating Activities:
  Net Loss                                      $      (826)  $          0
  Adjustment to
  reconcile net loss
  to net cash
  provided by operating
  Activities
  Stock issued
     for services                                          0             0
  Changes in assets and
  Liabilities
     Increase in current
     shareholders Advances                             1,032             0
                                                ------------  ------------
Net cash used in
operating activities                              $      206  $          0

Cash Flows from
investing activities                                       0             0

Cash Flows from
Financing Activities:
  Additional
     Contributed Capital                                   0             0
  Issuance of common
     Stock For Cash                                        0             0
                                                ------------  ------------
Net increase(decrease)
in cash                                           $      206  $          0

Cash, beginning of
Period                                                     0             0
                                                ------------  ------------
Cash, end of period                               $      206  $          0
                                                   =========     =========

  The accompanying notes are an integral part of these financial statements

                             COPSIL CORPORATION
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS
                               March 31, 2000

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

                             COPSIL CORPORATION
                        (A Development Stage Company)

                   NOTES TO FINANCIAL STATEMENTS CONTINUED
                               March 31, 2000

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

NOTE 6 - SHAREHOLDER ADVANCES

     While the Company is seeking additional capital through a merger with an existing operating company, an officer of the Company has advanced funds on behalf of the Company to pay for any costs incurred by it. These funds are interest free.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company has registered its common stock on a Form 10-SB registration statement filed pursuant to the Securities Exchange Act of 1934 (the
"Exchange Act") and Rule 12(g) thereof. The Company files with the Securities and Exchange Commission periodic and episodic reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-QSB and annual reports Form 10-KSB. As a reporting company under the Exchange Act, the Company may register additional securities on Form S-8 (provided that it is then in compliance with the reporting requirements of the Exchange Act) and on Form S-3 (provided that is has during the prior 12 month period timely filed all reports required under the Exchange Act), and its class of common stock registered under the Exchange Act may be traded in the United States securities markets provided that the Company is then in compliance with applicable laws, rules and regulations, including compliance with its reporting requirements under the Exchange Act.

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

COMPUTER SYSTEMS REDESIGNED FOR YEAR 2000

     Many existing computer programs use only two digits to identify a year in such program's date field. These programs were designed and developed without consideration of the impact of the change in century for which four digits will be required to accurately report the date. If not corrected, many computer applications could fail or create erroneous results by or following the year 2000 ("Year 2000 Problem"). Many of the computer programs containing such date language problems have not been corrected by the companies or governments operating such programs. The Company does not have operations and does not maintain computer systems. However, it is impossible to predict what computer programs will be effected, the impact any such computer disruption will have on other industries or commerce or the severity or duration of a computer disruption.

     Before the Company enters into any business combination, it will inquire as to the status of any target company's Year 2000 Problem, the steps such target company has taken to correct any such problem and the probable impact on such target company of any computer disruption. However, there can be no assurance that the Company will not combine with a target company that has an uncorrected Year 2000 Problem or that any such Year 2000 Problem corrections are sufficient. The extent of the Year 2000 Problem of a target company may be impossible to ascertain and its impact on the Company is impossible to predict.

PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 2.  CHANGES IN SECURITIES

     Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5.  OTHER INFORMATION

     Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

     There were no exhibits filed by the Company during the quarter.

     (b)  Reports on Form 8-K

     There were no reports on Form 8-K filed by the Company during the quarter.

                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


COPSIL CORPORATION


By:/s/ Debra Nicholsen
     Debra Nicholsen, President


Dated:    April 12, 2000